Form 10-Q
period 2016-03-31
GreenKissNY, Inc.
filed 2016-07-05
CIK 1641488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55641

GreenKissNY Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3317645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 South Broadway, 4th Floor White Plains, New York	10601
(Address of principal executive offices)	(Zip code)

(914) 304-4323

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [  ] NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

As of June 29, 2016, there were 50,418,900 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology and include statements regarding: our business plan; the enforceability of our intellectual property rights; demand for our services and products; and future capital expenditures. The material assumptions supporting these forward-looking statements include, among other things: our ability to obtain any necessary financing on acceptable terms; timing and amount of capital expenditures; the enforcement of our intellectual property rights; our ability to launch new products; continuation of current tax and regulatory regimes; and general economic and financial market conditions. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described under “Risk Factors” included in our Offering Circular dated May 12, 2016 (the “Offering Circular”) and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”).

CERTAIN TERMS USED IN THIS FORM 10-Q

Unless expressly indicated or the context requires otherwise, the terms “GreenKissNY,” the “Company,” “we,” “us,” and “our” in this document refer to GreenKissNY Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENKISSNY INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$507,591	$845,411
Accounts receivable, net of allowance for doubtful accounts of $0	588,028	406,898
Prepaid expenses and other current assets	8,906	58,815
Total current assets	1,104,525	1,311,124
Equipment, net of accumulated depreciation of $26,829 and $23,993, respectively	27,975	26,877
Trademark	2,250	2,250
TOTAL ASSETS	$1,134,750	$1,340,251

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accrued expenses and accrued settlement	$817,800	$845,083
Short-term loan payable from principal stockholder	123,420	23,420
Revolving lines of credit	132,732	132,482
Total current liabilities	1,073,952	1,000,985
Non-current Liabilities
Other liability	77,166	93,478
Accrued settlement	69,445	90,278
Total non-current liabilities	146,611	183,756
Total Liabilities	1,220,563	1,184,741
Commitments
Stockholders’ (Deficit) Equity
Preferred stock, $0.00001 par value (shares authorized—10,000,000); no shares issued and outstanding at March 31, 2016 and at December 31, 2015	-	-
Common stock, $0.00001 par value (shares authorized—100,000,000); 50,000,000 shares issued and outstanding at March 31, 2016 and at December 31, 2015	500	500
Additional paid-in capital	1,973,736	1,973,736
Accumulated deficit	(2,060,049)	(1,818,726)
Total stockholders’ (deficit) equity	(85,813)	155,510
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,134,750	$1,340,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENKISSNY INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Service Revenue, net	$3,551,742	$2,784,368
Cost of Services	2,888,347	2,373,091
Gross Profit	663,395	411,277
Operating Expenses
Management fees	-	311,271
General and administrative expenses	900,630	125,194
Total Operating Expenses	900,630	436,465
Loss from Operations	(237,235)	(25,188)
Other Expense
Other expense	(4,088)	(1,006)
Total Other Expense	(4,088)	(1,006)
Net Loss	$(241,323)	$(26,194)

Basic and diluted loss per share	$(0.005)	$(0.001)

Weighted average number of shares outstanding- basic and diluted	50,000,000	47,490,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GREENKISSNY INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(241,323)	$(26,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,836	1,901
Changes in operating assets and liabilities:
Accounts receivable	(181,130)	(59,852)
Prepaid expenses	49,909	39,028
Accrued expenses and accrued settlement	(27,283)	41,690
Other accrued expense liability	(16,312)	-
NET CASH USED IN OPERATIONS	(413,303)	(3,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,934)	(19,310)
CASH USED IN INVESTING ACTIVITIES	(3,934)	(19,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loan from related party	-	150,000
Payments to short term loan from related party	-	(75,000)
Advances from short term loan payable from principal stockholder	100,000	100
Payments on short term loan payable from principal stockholder	-	(4,476)
Proceeds from revolving line of credit	250	-
Payments on accrued settlement	(20,833)	(20,833)
NET CASH PROVIDED BY FINANCING ACTIVITIES	79,417	49,791

NET (DECREASE) INCREASE IN CASH	(337,820)	27,054

CASH AT BEGINNING OF PERIOD	845,411	271,276

CASH AT END OF PERIOD	$507,591	$298,330

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$4,131	$1,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GREENKISSNY INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

GreenKissNY, Inc. (the “Company”) is a holding company and was incorporated under the laws of the State of Delaware on February 13, 2015.

GreenKiss Staffing Solutions, Inc. (“GSS”), a subchapter S corporation until June 1, 2015, at which time it became a wholly-owned subsidiary of the Company, was incorporated under the laws of the State of New York on April 11, 2012. On December 3, 2015, the Company formed Nexus Managed Services Inc. a new wholly-owned subsidiary, which subsequently changed its name to GreenKiss Management Services Inc. (“GMSI”). Beginning as of January 1, 2016, GMSI provides corporate support functions for GSS.

The Company has two additional wholly-owned subsidiaries, GreenKiss USA, Inc. (“GKUSA”) and GreenKiss Laboratories, Inc. (“GK Laboratories”), both of which were inactive in 2015. GreenKiss USA, Inc. was incorporated under the laws of the State of New York on May 13, 2014. GreenKiss Laboratories, Inc. was incorporated under the laws of the State of Washington on May 20, 2014.

The Company filed an amended and restated certificate of incorporation with the State of Delaware on May 4, 2015, in which it increased the number of shares authorized for issuance from 100,000,000 shares, par value $0.00001 per share, to 110,000,000 shares, to be divided as 10,000,000 shares of preferred stock, par value $0.00001, and 100,000,000 shares of common stock, par value $0.00001 per share.

The Company intends to focus its lifestyle brands primarily on health and wellness through its three separate business units, each a wholly owned subsidiary. GSS focuses on temporary staffing targeting environmentally conscious companies. GKUSA, once operational, intends to engage in the development of sustainably produced agricultural products. GK Laboratories intends to focus on discovering, developing, manufacturing and commercializing novel medicines and nutraceuticals. GSS has been operating since 2012. GKUSA and GK Laboratories are start-up enterprises. GKUSA is expected to commence operations if and when the Company is successful in raising the additional financing necessary to commence operations. GK Laboratories began research and development activities in February 2016, but as of July 1, 2016 suspended those activities until sufficient funds are raised to resume operations.

NOTE 2. LIQUIDITY AND BASIS OF PRESENTATION

Interim Financial Information

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed consolidated statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2015 included in the Company’s offering statement pursuant to Regulation A, as qualified by the SEC on May 12, 2016.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2016, the results of operations and cash flows for the three month periods ended March 31, 2016 and 2015. The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of December 31, 2015 is derived from the Company’s audited consolidated financial statements.

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, cash flow from operations, advances from the principal stockholder and borrowings under the Company’s debt arrangements. The Company will need to seek additional capital, however, to provide the capital needed to resume research activities in GK Laboratories, begin operations in GKUSA and continue to expand the operations of GSS. The Company has filed and the SEC has qualified an offering statement pursuant to which the Company is offering under Regulation A of the Securities Act of 1933, as amended, 3.0 million shares of the Company’s common stock at a price of $1.00 per share (the “Offering”). The Offering is being conducted on a best efforts basis by the Company and its management. On June 3, 2016, the Company entered into subscription agreements (the “Subscription Agreements”) with 46 investors and held the initial closing of the Offering, pursuant to which the Company sold 418,900 shares of its common stock for aggregate gross proceeds of $418,900.There can be no assurance we will be able to sell additional shares of common stock in the offering.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP.

Principles of Consolidation

The Company, GSS, GKUSA and GK Laboratories, were effectively controlled by the same majority stockholder of the Company and were therefore considered under common control for periods prior to June 1, 2015. As the Company was formed in 2015 and GKUSA and GK Laboratories had no operations, these financial statements essentially represent the operations of GSS for the three months ended March 31, 2015. GK Laboratories had minimal operations for the three months ended March 31, 2016 as it began its research activities, prior to suspending operations July 1, 2016.

Concentrations

As of December 31, 2015, the Company had four customers which individually accounted for in excess of 10% of total accounts receivable with totals of $102,803, $88,238, $62,478 and $59,388, of total outstanding accounts receivable or 25%, 22%, 15% and 15%, respectively. As of March 31, 2016, the Company had four customers each of which accounted for in excess of 10% of total accounts receivable of $141,684, $129,710, $101,523 and $84,622, respectively, of total outstanding accounts receivable or 24%, 22%, 17% and 14%, respectively. For the three months ended March 31, 2016, the Company had three customers which accounted for in excess of 10% of total revenues, accounting for $1,565,385, $584,542, and $453,787 of revenues, or 44%, 16%, and 13%, respectively, as compared to two customers that accounted for $1,559,419, and $366,797, or 56% and 13%, of total revenues for the three months ended March 31, 2015.

Revenue Recognition

For the three months ended March 31, 2016 and 2015, the Company derived its revenues from temporary and permanent staffing services provided by GSS. Net service revenue, as presented in the accompanying condensed consolidated statements of operations, represents services rendered to customers, less sales adjustments and allowances. The Company records revenue on a gross basis as a principal instead of on a net basis as an agent in the presentation of revenues and expenses.

Temporary staffing services revenues are recognized when the services are rendered by the Company’s temporary employees. Employees placed on temporary assignment by the Company are the Company’s legal employees while they are working on assignments. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security, and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.

Permanent staffing services revenues are recognized when employment candidates accept offers of permanent employment and commence employment. The Company has a history of estimating the effect of permanent placement candidates who do not remain with its clients through the 90-day guarantee period. Allowances are established to estimate these losses. As of March 31, 2016 and 2015, there were no candidates placed that did not stay for the 90-day guarantee period therefore there was no allowance deemed necessary. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement services are charged to employment candidates.

Cost of Services

Direct costs of temporary staffing services consist of payroll, payroll taxes, workers’ compensation and benefit costs for the Company’s temporary employees, as well as reimbursable expenses. Direct costs of permanent staffing services consist of reimbursable expenses.

Advertising Costs

The Company expenses all advertising costs as incurred. The advertising costs were $17,746 and $7,674 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 3. EQUIPMENT

Major classes of equipment, together with their estimated useful lives, consisted of the following:

	Years	March 31, 2016	December 31, 2015
Computer equipment	3	$19,213	$15,279
Furniture and fixtures	5	18,071	18,071
Leasehold improvements	5	17,520	17,520
		54,804	50,870
Less: accumulated depreciation		(26,829)	(23,993)
Net equipment		$27,975	$26,877

Depreciation expense was $2,836 and $1,901 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 4. ACCRUED EXPENSES AND ACCRUED SETTLEMENT

Accrued expenses and accrued settlement consisted of the following:

	March 31, 2016	December 31, 2015
Legal settlement cost	$83,333	$83,333
Accrued payroll	159,944	114,361
Accrued payroll taxes	107,987	302,280
Legal fees	195,532	146,560
Insurance costs	150,725	143,503
Other	120,279	55,046
Total accrued expenses and accrued settlement	$817,800	$845,083

GSS, entered into a settlement agreement and release with third parties related to a previously filed civil action. In accordance with the settlement, GSS agreed to pay payments totaling $300,000 in installments consisting of two installments of $25,000 which were both paid in January 2015 and thirty-six (36) monthly installments of $6,944 beginning February 2015. Of the $300,000 legal settlement cost, $69,445 and $90,278 are recorded as long term accrued settlement as of March 31, 2016 and December 31, 2015, respectively, with the short term portion included in accrued expenses above.

During the first nine months of 2014, GSS utilized in-house staff to handle federal and state payroll tax calculations and payments. During that period, periodic payments due for such taxes were not made. In total, GSS did not pay an aggregate of $432,592 in state and federal payroll taxes for the nine months ended September 30, 2014. As of December 31, 2015, GSS owed balances of $395,758, inclusive of $156,601 in accrued interest and penalties, on these obligations. GSS remitted a payment of $213,041 to the Internal Revenue Service on March 4, 2016. On March 22, 2016, the Internal Revenue Service approved an installment agreement with GSS allowing for monthly payments of $9,400 per month inclusive of interest at 4% commencing in March 2016 to amortize the remaining balance. As of March 31, 2016, the remaining liability for these taxes was $185,153. Of this remaining liability, the Company has classified as a non-current other liability $77,166 and $93,478 as of March 31, 2016 and December 31, 2015, respectively, representing the amount due beyond twelve months. Since August 2014, GSS has utilized outside payroll services to ensure full compliance with all tax regulations.

NOTE 5. DEBT

On September 11, 2014, the Company entered into a revolving line of credit note with a financial institution, which allowed the Company to borrow up to a principal amount of $95,000 at any one time. On November 18, 2014, the revolving line of credit note was increased, which allows the Company to borrow up to a principal amount of $125,000 at any one time, which is due on demand, at an interest rate of 1.25% above the prime rate (3.25%). During the three months ended March 31, 2015, the Company received principal amounts totaling $425,000 and made payments totaling $425,000. During the three months ended March 31, 2016, the Company received principal amounts totaling $250 and made no payments. The note is secured by a first lien security interest in all of the Company’s assets as well as guaranteed personally by Company’s President and Chief Executive Officer as well as a related party who was a consultant and a stockholder. On October 13, 2015, GSS received advances of $10,000 from a line of credit at an interest rate of 18% per annum from a bank as part of an overdraft protection feature provided with one of the Company’s checking accounts. The balance due for this loan was $9,990 as of March 31, 2016 and December 31, 2015. The total outstanding balance under all revolving lines of credit was $132,732 and $132,482 as of March 31, 2016 and December 31, 2015, respectively.

NOTE 6. LEASES

The Company’s executive offices are located at 75 South Broadway, White Plains, New York. The Company entered into a 12-month office service agreement for the office space, commencing in December 2014, at a monthly payment of $1,040 which was automatically extended for additional 12 months commencing December 1, 2015. In addition, the Company added additional space to this office on a month to month basis. Since 2014, GSS leased offices in Lynn, Massachusetts and Fall River, Massachusetts including a four-year lease commencing March 1, 2014 for an office in Lynn, Massachusetts, requiring monthly rental payments of $1,616 per month for the initial 24 months of the lease and $2,078 per month for the subsequent 24 months. On February 22, 2016, the Company entered into an amendment of this lease which added additional space and extended the term of the underlying lease to February 29, 2020 and fixing the monthly rental rate at $3,578 per month from March 1, 2016 through termination. On January 28, 2015, the Company executed a three-year sublease for an office in Fall River, Massachusetts for a monthly rental of $1,100 which was amended to $970 per month. On January 29, 2015, the Company executed a month to month lease for an office in North Andover, Massachusetts for a monthly rental of $250 per month.

During 2015 and 2016, GSS also entered into several non-cancellable equipment lease agreements.

Total rent expense during the three months ended March 31, 2016 and 2015 was $30,855 and $15,443 respectively.

The following table summarizes future minimum lease obligations with regards to leased offices and leased equipment.

	Office leases	Equipment leases	Total
2016	$50,294	$8,841	$59,135
2017	54,579	6,910	61,489
2018	42,935	5,771	48,706
2019	42,935	4,543	47,478
2020	7,156	3,780	10,936
Thereafter	-	630	630
Total	$197,899	$30,475	$228,373

NOTE 7. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015, the Company received loans from a related party that were unsecured, due on demand, and non-interest bearing in an amount totaling $150,000, $75,000 of which was repaid during the three months ended March 31, 2015 and the balance of which was repaid later in 2015. As of March 31, 2016 and December 31, 2015, the short-term loan payable balance for this related party was $0 for each period, respectively.

During the three months ended March 31, 2015, the Company’s President and Chief Executive Officer loaned the Company a total $100 and was repaid a total of $4,476. During the three months ended March 31, 2016, the Company received loans totaling $100,000 resulting in a balance due to the Company’s President and Chief Executive Officer at March 31, 2016 of $123,420. These loans have no written terms but are deemed to be due on demand and non-interest bearing.

Nexus Management Services Inc. (“NMS”) was formed on January 11, 2012. It was originally formed to provide medical practice management and staffing services. The Company’s President and Chief Executive Officer has a 49% ownership interest in NMS. NMS has two additional owners, one of which is the Company’s Chief Business Development Officer, who is also the sister-in-law of the Company’s President and Chief Executive Officer. Since the formation of the Company’s wholly-owned subsidiary, GSS, the two additional owners of NMS have been involved in building the GSS business, while remaining on the payroll of NMS through December 31, 2015. GSS has historically, and did through December 31, 2015, reimburse NMS for the cost plus a fair market value mark-up for the services provided by the two additional owners. As GSS adds new employees, they were hired and paid by NMS, and NMS was subsequently reimbursed by GSS. By doing so, the NMS employees, which provided services to GSS were able to retain the medical benefits provided by NMS. The arrangement with NMS constitutes an employee leasing arrangement, with GSS recording its payments to NMS as management fees. The Company has reviewed the relationship between GSS and NMS, and has determined that the relationship does not meet the criteria regarding variable interest entities (“VIE”) as defined in ASC 810 Consolidation. As such, the Company has not accounted for NMS as a VIE, and has not included the accounts of NMS in the condensed consolidated financial statements as of December 31, 2015 and for the three months ended March 31, 2015. During the three months ended March 31, 2015, GSS recorded management fees totaling $311,271 in the accompanying condensed consolidated statements of operations. On December 3, 2015, the Company formed GreenKiss Management Services Inc., a Delaware corporation originally called Nexus Managed Services, Inc., (“GMSI”), which has been providing the foregoing corporate support functions for GSS since January 1, 2016 and effective as of December 31, 2015 the agreement with NMS was terminated. GMSI is a wholly owned subsidiary of the Company.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

There are 10,000,000 shares of blank check authorized preferred stock; $0.00001 par value. No shares were issued and outstanding as of March 31, 2016 and December 31, 2015. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of shares of Preferred Stock, as well as the authority to issue such shares, without further stockholder approval.

Common Stock

There are 100,000,000 shares of authorized common stock; $0.00001 par value. There were 50,000,000 shares of common stock issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no material claims or actions pending or threatened against the Company.

NOTE 10. SUBSEQUENT EVENTS

On May 12, 2016, the SEC qualified the Company’s offering statement on Form 1-A to offer 3,000,000 shares of its common stock at a price of $1.00 per share under Regulation A promulgated under the Securities Act of 1933, as amended. On June 3, 2016, the Company entered into subscription agreements with 46 investors and held the initial closing of the Offering, pursuant to which the Company sold 418,900 shares of its common stock for aggregate gross proceeds of $418,900.

Due to limitations on capital resources, as well as the inability to generate revenue opportunities, the Company suspended operations of GK Laboratories as of July 1, 2016 which had begun conducting research and development as of February 2016. Further, pending the ability to raise additional financing, the Company continued to postpone commencement of operations for GKUSA. Effective July 1, 2016, the Company terminated its employment agreement with Leif Christoffersen, the Company’s Chief Operating Officer since October 12, 2015. Also effective July, 1, 2016, the Company terminated its employment agreement with Eric Mathur, the Chief Science Officer for GKUSA since February 1, 2016. Both terminations were pursuant to the provisions of their respective employment agreements and the Company does not believe that it has any further obligations under these agreements after July 1, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of our company for the three months March 31, 2016 and 2015. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements, related notes and other financial information included in our Offering Statement on Form 1-A dated May 12, 2016 (the “Offering Statement”). Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties, including those discussed in our Offering Statement and are based upon judgments concerning various factors that are beyond our control. These risks could cause our actual results to differ materially from any future performance suggested below.

General Overview

We are a holding company incorporated under the laws of the State of Delaware on February 13, 2015. We intend to focus on lifestyle brands primarily in health and wellness through three separate wholly owned business units. GSS focuses on temporary staffing targeting environmentally conscious companies. GKUSA, once operational, intends to engage in the development of sustainably produced agricultural products. GK Laboratories intends to focus on discovering, developing, manufacturing and commercializing novel medicines and nutraceuticals. GSS has been operating since 2012. GKUSA and GK Laboratories are start-up enterprises. GKUSA is expected to commence operations if and when the Company is successful in raising the additional financing necessary to commence operations. GK Laboratories began research and development activities in February 2016, however, due to limitations on capital resources, as well as the inability to generate revenue opportunities, GK Laboratories suspended operations as of July 1, 2016. On December 3, 2015, we formed Nexus Managed Services Inc. a new wholly-owned subsidiary, which subsequently changed its name to GreenKiss Management Services Inc (“GMSI”). Beginning as of January 1, 2016, GMSI provides corporate support functions for GSS.

We own 100% of outstanding common stock of GSS, GMSI, GKUSA and GK Laboratories. As we were formed in 2015 and GKUSA had no operations, our 2015 financial statements essentially represent the historical operations of GSS as well as the legal, audit and administrative costs expended by us in conjunction with our preparation for our public offering under Regulation A which commenced on May 12, 2016. To date, we have completed our initial closing under this offering pursuant to which we sold 418,900 shares of our common stock for aggregate gross proceeds of $418,900. Legal fees of $62,500 related specifically to the offering were paid at closing and will be charged to additional paid in capital as of the date of such closing. Additional legal fees of $47,500 which had been accrued as of March 31, 2016 were also paid at the closing resulting in net proceeds of $308,900. Our ability to raise further funds under this offering are being evaluated and there is no assurance that additional capital will be raised.

Critical Accounting Policies

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to accounts receivable allowance and allowance for permanent placement guarantees. We base our estimates on historical experience, performance metrics and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates under different assumptions or conditions. We apply the following critical accounting policies in the preparation of our condensed consolidated financial statements:

Revenue Recognition

For the three months March 31, 2016 and 2015, we derived our revenues from temporary and permanent staffing services provided by GSS. Services revenue, as presented in our condensed consolidated statements of operations, represents the fees we receive from clients for such temporary and permanent staffing services, less sales adjustments and allowances. We record revenue on a gross basis as a principal instead of on a net basis as an agent in the presentation of revenues and expenses, as we are the primary obligor in delivering these services.

In temporary staffing, our employees are assigned to work at client locations. These temporary positions can sometimes lead to permanent employment with our clients. Our temporary staffing arrangements typically include an additional fee payable to us when one of our employees transitions to permanent employment status with the client.

Pricing of temporary staffing services is calculated as a premium above our costs associated with each employee provided to the client. These costs primarily include employee salaries, state and federal unemployment taxes, certain eligible health benefits, regulatory compliance and workers’ compensation insurance. Temporary staffing service revenues are recognized when the services are rendered by our temporary employees. Employees placed on temporary assignment by us are considered legal employees of our Company while they are working on assignments. We pay all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security, and certain fringe benefits. In addition, we assume the risk of acceptability of our employees to our clients.

In permanent staffing, we assist a client in directly recruiting a new employee, most commonly at the executive or supervisory level. Pricing of permanent staffing services is calculated as a percentage of the employee’s first year salary. We offer a guarantee program that the employee will remain with the client for a certain period of time, with a reduced fee or no fee payable if they do not remain. Permanent staffing service revenues are recognized when employment candidates accept offers of permanent employment and commence work. We have a history of estimating the effect of permanent placement candidates who do not remain with our clients through a 90-day guarantee period. Allowances are established to estimate these losses when required. We have determined that no allowance was required for the year ended December 31, 2015 and the three months ended March 31, 2016. No fees for permanent placement services are charged to employment candidates.

See Note 3 to our Consolidated Financial Statements for the years ended December 31, 2015 and December 31, 2014 in the Offering Statement for additional information regarding our critical and significant accounting policies.

Seasonality

We experience seasonal fluctuations. Quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our customers’ business. Demand for our food manufacturing staffing services, which has historically comprised a significant portion of revenues, increases beginning late in the third quarter through the fourth quarter of the year and peaks in the first quarter, with the greatest demand from November through February. Demand for our food manufacturing staffing services is lower during the second quarter and early part of the third quarter, in part due to customer shutdowns and lower demand for hot prepared food products in the Spring and Summer months.

Results of Operations for Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Our revenue, operating expenses and net loss for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 were as follows:

	Three Months Ended			Percentage
	March 31,			Change
	2016	2015	Change	Incr.(Decr.)
Service Revenue, net	$3,551,742	$2,784,368	$767,374	27.6%
Cost of Services	2,888,347	2,373,091	515,256	21.7%
Gross Profit	663,395	411,277	252,118	61.3%
Operating Expenses
Management fees	-	311,271	(311,271)	(100.0%)
Other general and administrative expenses	900,630	125,194	775,436	619.4%
Total Operating Expenses	900,630	436,465	464,165	106.3%
Loss from Operations	(237,235)	(25,188)	(212,047)	841.9%
Other Expense	(4,088)	(1,006)	(3,082)	306.4%
Net Loss	$(241,323)	$(26,194)	$(215,129)	821.3%

Revenues: We generated revenues of $3,551,742 for the three months ended March 31, 2016, as compared with $2,784,368 for the three months ended March 31, 2015, an increase of $767,374 or 27.6%. Specifically, we generated temporary staffing revenues of $3,484,147 and $2,755,203, respectively, and permanent staffing revenues of $67,595 and $29,165 for the three months ended March 31, 2016 and 2015, respectively. The increase in revenues from 2015 to 2016 was related to an increase in our temporary placement activity in several of our existing clients as well as the addition of new clients. As an illustration of our increasing client base, in the three months ended March 31, 2015, our largest client accounted for $1.56 million or 56% of the total service revenues whereas, for the three months ended March 31, 2016, this same client again accounted for $1.56 million in revenues representing 44% of our total service revenues.

Cost of services: Cost of services was $2,888,347 and $2,373,091 for the three months ended March 31, 2016 and 2015, respectively, representing 81.3% and 85.2% of service revenues, respectively. The increase directly relates to our increase in service revenues resulting from our expanding client base.

Gross Profit: Gross profit for the three months ended March 31, 2016 and 2015 was $663,395 and $411,277 respectively, an increase of $252,118. As a percentage of service revenues, gross profit increased from 14.8% to 18.7% from the three months ended March 31, 2015 to the three months ended March 31, 2016. The increase in gross profit percentage is primarily attributable to a decrease in payroll taxes from 10.8% of service revenues to 8.4% of service revenues, caused primarily by decreased unemployment costs as a result of revaluation of the rate due for 2016, resulting in an increase in gross profit of 2.4%. Partially offsetting the reduction in payroll taxes, worker’s compensation insurance costs increased from 2.5% to 2.9% of service revenues, resulting in a decrease in gross profit of 0.4%. Further, payroll costs for our temporary staffing business decreased from 71.4% of service revenues to 69.2%, resulting in an increase in gross profit of 2.2%. This was due to improved markup rates in contract renewals as well as other factors including markup variances in overtime versus regular hours, supervision and support costs. Also impacting gross profit was the ratio of permanent staffing services, which have no payroll cost, to temporary staffing revenues. Permanent staffing services for the three months ended March 31, 2016 and 2015 totaled $67,595 and $29,165, respectively, or 1.9% and 1.0% of service revenues, which accounted for 0.9% of the increase in gross profit.

Management fees: Prior to December 31, 2015, all management, recruiting and supervisory functions for GSS were performed by Nexus Management Services (“NMS”), a company partly owned by our President, Chief Executive Officer and sole director. GSS reimbursed NMS for the cost plus a fair market value mark-up for the services they provided. The arrangement with NMS constituted an employee leasing arrangement, with GSS recording its payments to NMS as management fees. The Company’s arrangement with NMS terminated as of December 31, 2015 and a newly formed wholly owned subsidiary, GMSI, was formed to provide the same services previously provided by NMS from January 1, 2016 forward. For the three months ended March 31, 2015, management fees paid to NMS totaled $311,271. For the three months ended March 31, 2016, total payroll and related expenses for GMSI included in our general and administrative expenses totaled $471,241. The increase in management, recruiting and supervisory payroll costs is primarily due to executive and management staff added in the fourth quarter of 2015 and first quarter of 2016 including, but not limited to, our Chief Executive Officer, Chief Operating Officer and Chief Information Officer salaries and other administrative employee additions and salary increases.

General and Administrative Expenses: General and administrative expenses were $900,630 and $125,194 for the three months ended March 31, 2016 and 2015, respectively, an increase of $775,436. As discussed above, the increase in general and administrative expenses was in part the result of the transition of our management, recruiting and supervisory payroll costs from a management fee structure for the three months ended March 31, 2015 to internal payroll costs of GMSI, as well as the payroll costs related to expansion of our executive management team in connection with our initial public offering, resulting in new payroll related costs for GMSI of $471,241 for the three months ended March 31, 2016. In addition, we had an increase of $153,697 in legal and professional costs from $184,583 for the three months ended March 31, 2016 as compared to $30,886 for the three months ended March 31, 2015, primarily related to our efforts to undertake our initial public offering. Further, we commenced research and development activities in February 2016 in GK Laboratories, resulting in new payroll costs of $52,690 as of the three months ended March 31, 2016. In addition, travel costs increased from $2,972 for the three months ended March 31, 2015 to $38,077 for the three months ended March 31, 2016 as a result of our expansion of our staffing operations into Texas as well as the launch of research and business development activities for GK Laboratories which began in February 2016 but were suspended effective July 1, 2016. As a percentage of revenues, operating expenses inclusive of management fees and general and administrative expenses increased from 15.7% of revenues for the three months ended March 31, 2015 to 25.4% of revenues for the three months ended March 31, 2016. A summary of our general and administrative costs is as follows:

	Three Months Ended
	March 31,
General and Administrative Expenses	2016	2015	Increase
GMSI payroll and related costs	$471,241	$-	$471,241
GK Laboratories payroll and related costs	52,690	-	52,690
Other administrative payroll costs	31,843	-	31,843
Legal and professional	184,583	30,886	153,697
Advertising	17,746	7,674	10,072
Rents	30,855	15,443	15,412
Travel	38,077	2,972	35,105
Other	73,595	68,219	5,376
	$900,630	$125,194	$775,436

Financial Condition, Liquidity and Capital Resources

Our working capital was as follows:

	As of	As of
	March 31, 2015	December 31, 2015
Current Assets	$1,104,525	$1,311,124
Current Liabilities	(1,073,952)	(1,000,985)
Net Working Capital	$30,573	$310,139

The following summarizes our cash flow activity:

	Three Months
	31-Mar-16	31-Mar-15
Net cash used in Operations	$(413,303)	$(3,427)
Net cash used in Investing Activities	(3,934)	(19,310)
Net cash provided by Financing Activities	79,417	49,791
(Decrease) Increase in cash during the three-month period	(337,820)	27,054
Cash, Beginning of Period	845,411	271,276
Cash, End of Period	$507,591	$298,330

Our principal uses of cash have been primarily to fund our staffing operations, expand our staff to meet the increase in revenues as a result of our expanding client base, commence operations of GK Laboratories, begin development of business opportunities for GKUSA and prepare for and complete the filing of our initial public offering of our common stock.

As further presented in our condensed consolidated financial statements and related notes included in this Form 10-Q, during the three months ended March 31, 2016, we incurred a net loss of $241,323. Accordingly, our working capital decreased by $279,566 to $30,573. We believe that our cash on hand as of March 31, 2016 of $507,591, together with the $418,900 in proceeds received from our initial closing from our public offering on June 3, 2016, our credit facility and anticipated continued growth in revenue is sufficient to fund our current operations, service our debt and fund planned capital expenditures for at least the next twelve months. However, we will need additional funds to achieve our business objectives including the funding for GK Laboratories and GKUSA. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. As of June 17, 2016, our cash on hand was $518,624. Due to limitations on capital resources, as well as the inability to generate revenue opportunities, GK Laboratories suspended operations as of July 1, 2016 which had begun research and development activities in February 2016. GKUSA is not expected to commence operations until the Company is successful in raising the additional financing necessary to commence operations.

Cash used in operations: Net cash used by operating activities was $413,303 for the three months ended March 31, 2016, compared to cash used by operating activities of $3,427 for the three months ended March 31, 2015, a year to year increase in the cash used by operating activities of $409,876. The increase in net cash used by operating activities was primarily driven by our increase in net loss of $215,129 and the increase in accounts receivable for the three months ended March 31, 2016 of $181,130 as compared to an increase in accounts receivable for the three months ended March 31, 2015 of $59,852. The growth in accounts receivable is a result of the increased revenues as well as timing issues caused by the month end cutoff day as compared to the billing cycle as several clients pay upon receipt.

Cash used in investing activities: Our investing activities used cash of $3,934 during the three months ended March 31, 2016, as a result of purchases of furniture and computers for our increased staff. For the three months ended March 31, 2015, our investing activities used cash of $19,310 as a result of furniture and equipment purchases and improvements to our Lynn, Massachusetts facility.

Cash flow from financing activities: During the three months ended March 31, 2016, financing activities provided $79,417 in cash, primarily attributable to an additional unsecured loan from our principal stockholder of $100,000 less payments on our long term portion of an accrued settlement obligation of $20,833. During the three months ended March 31, 2015, our financing activities provided cash of $49,791, as a result of borrowings under loan from a related party of $150,000 less repayments of $75,000 and less payments on our long term portion of an accrued settlement obligation of $20,833.

Loans

During the three months ended March 31, 2015, we received loans from a related party that were unsecured, due on demand, and non-interest bearing in amounts totaling $150,000 and repaid $75,000. As of March 31, 2016 and December 31, 2015, the short-term loan payable balance for this related party was $0 for each period.

On September 11, 2014, we entered into a revolving line of credit note with a financial institution, which allowed us to borrow up to a principal amount of $95,000 at any one time. On November 18, 2015, a new revolving line of credit note was entered into increasing, our allowable borrowings up to a principal amount of $125,000 at any one time. The note is due on demand, at an interest rate of 1.25% above the prime rate. During the three months ended March 31, 2016, we received principal amounts totaling $250 and made no payments on this line of credit. During the three months ended March 31, 2015, we received principal amounts totaling $425,000 and made payments totaling $425,000. The note is secured by a first lien security interest in all of the Company’s assets as well as guaranteed personally by Company’s President and Chief Executive Officer as well as a related party who was a consultant and a stockholder. On October 13, 2015, we received advances of $10,000 from a line of credit at an interest rate of 18% per annum from a bank as part of an overdraft protection feature provided with one our checking accounts. The balance due for this loan was $9,990 as of March 31, 2016 and December 31, 2015. The total outstanding balance under our revolving lines of credit was $132,732 and $132,482 as of March 31, 2016 and December 31, 2015, respectively.

During the three months ended March 31, 2016, our President and Chief Executive Officer loaned the Company a total of $100,000, resulting in a loan payable to a principal stockholder amounting to $123,420 as of March 31, 2016. During the three months ended March 31, 2015, we received additional amounts totaling $100 and repaid a total of $4,476 regarding this loan obligation to our President and Chief Executive Officer. These loans have no written terms but are deemed to be due on demand and non-interest bearing.

Off Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Commitments

Our executive offices are located at 75 South Broadway, White Plains, New York. We entered into a 12-month office service agreement for the office space, commencing in December 2014, at a monthly payment of $1,040 which was automatically extended for additional 12 months commencing December 1, 2015. In addition, we added additional space to this office on a month to month basis. Since 2014, GSS leased offices in Lynn, Massachusetts and Fall River, Massachusetts including a four-year lease commencing March 1, 2014 for an office in Lynn, Massachusetts, requiring monthly rental payments of $1,616 per month for the initial 24 months of the lease and $2,078 per month for the subsequent 24 months. On February 22, 2016, we entered into an amendment of this lease which added additional space and extended the term of the underlying lease to February 29, 2020 and fixing the monthly rental rate at $3,578 per month from March 1, 2016 through termination. On January 28, 2015, we executed a three-year sublease for an office in Fall River, Massachusetts for a monthly rental of $1,100 which was amended to $970 per month. On January 29, 2015, we executed a month to month lease for an office in North Andover, Massachusetts for a monthly rental of $250 per month.

GSS also has several non-cancellable equipment lease agreements.

Total rent expense during the three months ended March 31, 2016 and 2015 was $30,855 and $15,443 respectively.

The following table summarizes future minimum lease obligations with regards to leased offices and leased equipment.

	Office leases	Equipment leases	Total
2016	$50,294	$8,841	$59,135
2017	54,579	6,910	61,489
2018	42,935	5,771	48,706
2019	42,935	4,543	47,478
2020	7,156	3,780	10,936
Thereafter	-	630	630
Total	$197,899	$30,475	$228,373

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer who is also our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer who is also the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, management concluded that as of March 31, 2016, our disclosure controls and procedures were not effective. However, management believes that the financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

We did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements. In addition, there was inadequate segregation of duties due to the limitation on the number of our accounting personnel. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Because this Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Form 10-Q instead of in a Current Report on Form 8-K under Item 5.02.

On June 29, 2016 and effective July 1, 2016, the Company terminated its employment agreement with Leif Christoffersen, the Company’s Chief Operating Officer since October 12, 2015. Also effective July, 1, 2016, the Company terminated its employment agreement with Eric Mathur, the Chief Science Officer for GKUSA. Written notice of both terminations was provided on June 29, 2016 and both terminations were pursuant to the provisions of their respective employment agreements. The Company does not believe that it has any further obligations under these agreements after July 1, 2016.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Form 10-Q are incorporated by reference or are filed with this Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 5, 2016	GreenKissNY INC.

	By:	/s/ Ann Anderson
Ann Anderson, Chief Executive Officer and President
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

